Form 10-Q
period 1995-09-30
MAY DRILLING PARTNERSHIP 1984-1
filed 1995-11-13
CIK 739645

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

MARK ONE
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

  --- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-89194

                             -----------------------

                         MAY DRILLING PARTNERSHIP 1984-1
                         MAY LIMITED PARTNERSHIP 1984-1
             (Exact name of registrant as specified in its charter)

                            ------------------------


           TEXAS                               75-1973664
 (State or other jurisdiction of               75-1973661
 incorporation or organization)             (I.R.S. Employer
                                          Identification Number)
 4582 SOUTH ULSTER STREET PARKWAY
        SUITE 1700
         DENVER, COLORADO                         80237
 (Address of principal executive                 (Zip Code)
 offices)

Registrant's telephone number, including area code:  (303) 850-7373


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___




                         MAY DRILLING PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                 (In thousands)


                                         September 30,   December 31,
                                            1995            1994
                                          ---------      ---------
                                         (Unaudited)

 ASSETS
 Investment in
   May Limited Partnership 1984-1             $170           $180
                                               ===            ===
 PARTNERS' CAPITAL
 Partners' Capital                            $170           $180
                                               ===            ===


NOTE: The statements of operations and cash flows for May Drilling Partnership 1984-1 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-1 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-1 on the equity method. The May Limited
       Partnership 1984-1 financial statements should be read in conjunction with these balance sheets.



                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                 (In thousands)

                                         September 30,   December 31,
                                             1995           1994
                                          ---------      ---------
                                         (Unaudited)

 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents             $    230       $    217
   Accrued oil and gas sales                  112            134
   Due from affiliate                          50             55
                                           -------        -------

      Total                                   392            406
                                           -------        -------
 OIL AND GAS PROPERTIES, using the
   full cost method of accounting           8,057          8,056

    Less - Accumulated depletion           (8,057)        (8,056)
                                           -------        -------

      Net oil and gas properties                -              -
                                          --------       --------
 TOTAL ASSETS                            $    392       $    406
                                           =======        =======


 LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
   Accounts payable and accrued
    liabilities                          $     10       $     12
                                           -------        -------

      Total                                    10             12
                                           -------        -------
 PARTNERS' CAPITAL
   General Partner                            212            214
   Limited Partner                            170            180
                                           -------        -------

      Total                                   382            394
                                           -------        -------
 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 $    392       $    406
                                           =======        =======



                         MAY LIMITED PARTNERSHIP 1984-1
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)
                                          For the Three Months Ended
                                           --------------------------
                                        September 30,  September 30,
                                             1995           1994
                                          ---------      ---------

 REVENUES
   Oil revenue                           $     89       $     95
   Gas revenue                                103            117
   Interest income                              2              2
                                                         --------
      Total                                   194            214
                                           -------        -------

 COSTS AND EXPENSES
   Lease operating                              4              5
   Production taxes                            16             17
   General and administrative                  10             10
   Professional services and other              2              2
                                          --------       --------
      Total                                    32             34
                                           -------        -------

 NET INCOME                              $    162       $    180
                                           =======        =======

 ALLOCATION OF NET INCOME:
   General Partner                       $     60       $     66
                                           =======        =======

   Limited Partner                       $    102       $    114
                                           =======        =======
    Per initial $1,000 limited partner
      investment                         $  18.99       $  21.22
                                          =======        =======

    Weighted average initial $1,000
      limited partner investment units
      outstanding                           5,371          5,371
                                           =======        =======




                         MAY LIMITED PARTNERSHIP 1984-1
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                           For the Nine Months Ended
                                           -------------------------
                                         September 30,  September 30,
                                             1995           1994
                                          ---------      ---------
 REVENUES
   Oil revenue                           $    253       $    277
   Gas revenue                                281            454
   Interest income                              8              5
                                          --------       --------

      Total                                   542            736
                                           -------        -------

 COSTS AND EXPENSES
   Lease operating                             14             12
   Production taxes                            43             47
   General and administrative                  32             31
   Depletion                                    1
   Professional services and other              7              9
                                          --------       --------
      Total                                    97             99
                                           -------        -------

 NET INCOME                              $    445       $    637
                                           =======        =======
 ALLOCATION OF NET INCOME:

   General Partner                       $    167       $    236
                                           =======        =======

   Limited Partner                       $    278       $    401
                                           =======        =======
    Per initial $1,000 limited partner
      investment                         $  51.76       $  74.66
                                           =======        =======

    Weighted average initial $1,000
      limited partner investment units
      outstanding                           5,371          5,371
                                           =======        =======



                         MAY LIMITED PARTNERSHIP 1984-1
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)
                                          For the Nine Months Ended
                                           -------------------------

                                         September 30,  September 30,
                                             1995           1994
                                          ------------   ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $    445       $    637
   Adjustment to reconcile net income
      to net cash provided by operating
      activities:
        Depletion                               1              -
                                          --------       --------

 Cash from operations before working
   capital changes                            446            637
    Changes in assets and
      liabilities provided (used) cash:
        Accrued oil and gas sales              22             83
        Due from affiliate                      5            (34)
        Accounts payable and accrued
         liabilities                           (2)            (2)
                                           -------        -------
 Net cash provided by operating               471            684
   activities                              -------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to oil and gas properties         (1)             -
                                           -------        -------
 Net cash used in investing activities         (1)             -
                                           -------        -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                 (457)          (684)
                                           -------        -------

 Net cash used in financing activities       (457)          (684)
                                           -------        -------

 Net increase in cash and cash
   equivalents                                 13              -
 CASH AND CASH EQUIVALENTS:

   Balance, beginning of period               217            186
                                           -------        -------
   Balance, end of period                $    230       $    186
                                           =======        =======


                   The accompanying notes are an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1994 Annual Report on Form 10-K.


NOTE 2 - LEGAL PROCEEDING

In October 1995, the parties agreed in principle to settle the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff in the lawsuit alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by the Partnership and approximately 80 other named defendants, he contracted myelogenous leukemia. The majority of the Partnership's share of the settlement liability is covered by the Partnership's liability insurance carriers. The Partnership's share of the amounts not covered by insurance has not yet been determined because of the complexity of the allocation.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $471,000 for the nine months ended September 30, 1995 and $457,000 was distributed to partners. A distribution was declared in October 1995. The distribution amount is $181,000, payable $114,000 to May Drilling Partnership 1984-1 partners and $67,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THE THIRD QUARTER 1994

OIL REVENUES

Oil revenues decreased $6,000 during the third quarter of 1995 as compared to the corresponding period in 1994 as the result of a decrease in production combined with a decrease in the average oil price. Oil production decreased 3% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average oil price decreased from $17.56 per barrel in 1994 to $17.01 per barrel in 1995.

GAS REVENUES

Gas revenues decreased $14,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due to a decrease in the average gas price combined with a 2% decrease in production due to a decrease in the state allowable production limits. The average gas price decreased from $1.97 per mcf in 1994 to $1.77 per mcf in 1995.

LEASE OPERATING EXPENSE

Lease operating expense decreased $1,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due to increased maintenance costs on the Freddie Aker #1.

PRODUCTION TAXES

Production taxes decreased $1,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due to decreased production.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The comparisons for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 are consistent with those discussed in the third quarter 1995 compared to the third quarter 1994 except for the following:

OIL REVENUE

Oil revenue decreased $24,000 during the first nine months of 1995 as compared with the same period in 1994 due to an 18% decrease in production due to lower state allowable production limits and normal production declines, partially offset by an increase in average oil prices. Average oil prices increased from $15.99 per barrel during 1994 to $17.70 per barrel during 1995.

GAS REVENUE

Gas revenue decreased $173,000 during the first nine months of 1995 as compared with the same period during 1994 due to a 20% decrease in production resulting from lower state allowable production limits and normal production declines, combined with a decrease in average gas prices. The average gas price decreased from $2.38 per mcf in 1994 to $1.85 per mcf in 1995.

INTEREST INCOME

Interest income increased $3,000 during the first nine months of 1995 as compared with the same period during 1994 as a result of higher interest rates.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $1,000 for the first nine months of 1995 as compared to the corresponding period in 1994 as a result of an increase in the allocation of overhead from the general partner.

PROFESSIONAL SERVICES AND OTHER

Professional services and other expense decreased $2,000 during the first nine months of 1995 as compared with the same period in 1994 due to the timing of payments for professional services.


ITEM 1  - LEGAL PROCEEDINGS

     Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 2 of this Form 10-Q.


ITEM 2  - CHANGES IN SECURITIES

     None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5  - OTHER INFORMATION

     None.


ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

     None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                 MAY DRILLING PARTNERSHIP 1984-1
                                 MAY LIMITED PARTNERSHIP 1984-1

                                 BY:  EDP OPERATING, LTD.,
                                      GENERAL PARTNER

                                 BY:  HALLWOOD G. P., INC.,
                                      GENERAL PARTNER



 Date:  November 2, 1995         By:  /s/Robert S. Pfeiffer
                                    -----------------------------
                                   Robert S. Pfeiffer, Vice President
                                   (Principal Accounting Officer)