Form 10-K405
period 1995-12-31
MAY DRILLING PARTNERSHIP 1984-1
filed 1996-03-04
CIK 739645

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

 __ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-89194

                             -----------------------

                         MAY DRILLING PARTNERSHIP 1984-1
                         MAY LIMITED PARTNERSHIP 1984-1
             (Exact name of registrant as specified in its charter)

                            ------------------------


                                                         75-1973664
       TEXAS                                             75-1973661
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)
   4582 SOUTH ULSTER STREET PARKWAY
       SUITE 1700
     DENVER, COLORADO                                        80237
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                           Name of each exchange
 Title of each class                       on which registered
 -------------------                     ----------------------
      NONE                                          NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                      DOCUMENTS INCORPORATED BY REFERENCE:


                                           PART OF FORM
                                           10-K INTO
                                           WHICH IT IS
 DOCUMENT                                  INCORPORATED
 --------                                  ------------
 The General Partnership
 Agreement and the Limited
 Partnership Agreement filed as            Part IV
 an Exhibit to Registration
 Statement No. 2-89194


                                     PART I
                                     ------


ITEM 1 - BUSINESS

May Drilling Partnership 1984-1 (the "Drilling or General Partnership") and May Limited Partnership 1984-1 (the "Limited Partnership") were organized by May Petroleum Inc. ("May") to explore for and develop oil and gas reserves primarily in Texas, Oklahoma and Louisiana. Funds received from the sale and production of oil and gas reserves are used to pay the obligations of the Limited Partnership. Funds not required by the Limited Partnership as working capital are distributed to the participants in the Drilling Partnership and the general partner.

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1996, HPI employed 133 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1995, all such required contributions had been made.

PARTICIPATION IN EXPENSES AND REVENUES

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as shown in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                 Drilling      General
                                Partnership    Partner
                                -----------    -------
 Abandonment expenses (1)           99%           1%
 Noncapital expenses                99%           1%
 Direct expenses                    99%           1%
 Lease acquisition expenses          -           100%
 Capital expenses                    -           100%
 Oil and gas revenues               (2)          (2)
 Operating expenses                 (2)          (2)
 Special projects                   (2)          (2)
 General and administrative
 overhead                           (2)          (2)

<F1>
 (1)  Includes  expenses  that  would  otherwise  be   allocated  as  lease
      acquisition expenses  and/or  capital  expenses but  that  relate  to abandoned properties.
<F2>
 (2)  Such items were shared 70% by the Drilling Partnership and 30% by the
      general partner  until December 31, 1984.   As of  December 31, 1984,
      and as of December  31 of each year  thereafter, the sharing of  such items  is  adjusted so  the general  partner's allocation  equals the percentage that the amount of Limited  Partnership expenses allocated to the  general  partner bears  to the  aggregate amount  of  Limited
      Partnership  expenses  allocated  to  the  general  partner  and  the
      Drilling Partnership, plus 15 percentage points, but in no event will
      the  general partner's allocation exceed 50%.   The sharing ratio for
      each of the last three years was:

                       1995      1994      1993
                       ------    ------    ------
 Limited Partner       63.1%     63.2%     63.4%
 General Partner       36.9%     36.8%     36.6%


In 1996, the sharing ratio will be 62.9% to the limited partner and 37.1% to the general partner.

To the extent that the characterization of any expense of the Limited Partnership depends on its deductibility for federal income tax purposes, the proper characterization is determined by the general partner (according to its intended characterization on the Limited Partnership's federal income tax return) in good faith at the time the expense is to be charged or credited. Such characterization will control related charges and credits to the partners regardless of any subsequent determination by the Internal Revenue Service or a court of law that the reported expenses should be otherwise characterized for tax purposes.

COMPETITION

Oil and  gas must compete  with coal,  atomic energy,  hydro-electric power  and
other forms  of energy.   See also  "Marketing" for a  discussion of  the market
structure for oil and gas sales.

REGULATION

Production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor law, interstate sales, excise taxes and federal, state and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which the Limited Partnership does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

FEDERAL INCOME TAX CONSIDERATIONS

The Limited Partnership and the General Partnership are partnerships for federal income tax purposes. Consequently, they are not taxable entities; rather, all income, gains, losses, deductions and credits are passed through and taken into account by the partners on their individual federal income tax returns. In general, distributions are not subject to tax so long as such distributions do not exceed the partner's adjusted tax basis. Any distributions in excess of the partner's adjusted tax basis are taxed generally as capital gains.

MARKETING

The oil and gas produced from the properties owned by the Limited Partnership has typically been marketed through normal channels for such products. Oil has generally been sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. The majority of the Limited Partnership's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. Both oil and natural gas are purchased by refineries, major oil companies, public utilities and other users and processors of petroleum products.

Factors  which,  if they  were  to  occur, might  adversely  affect  the Limited
Partnership include decreases in oil and gas prices, the availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs and difficulties of transportation.

SIGNIFICANT CUSTOMERS

For the years ended December 31, 1995, 1994 and 1993, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:

                       1995      1994      1993
                       ------    ------    ------
 Koch Oil Company                 20%       38%
 Louisiana Gas                              52%
 System
 Conoco Inc.            72%       60%


Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

ENVIRONMENTAL CONSIDERATIONS

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The general partner is continually taking actions it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.
INSURANCE COVERAGE

The Limited Partnership is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Limited Partnership maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to the Limited Partnership's, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Limited Partnership's earnings and financial position.


ITEM 2  - PROPERTIES

The Limited Partnership's oil  and gas reserves are concentrated in one prospect
in  south Louisiana.   Natural gas  accounts for  57% of  estimated future gross
revenues in the Limited Partnership's reserve report as of December 31, 1995.

SIGNIFICANT PROSPECT

At December 31, 1995, the following prospect accounted for all of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1995 reserve report prepared by HPI's petroleum engineers.

MONTET PROSPECT. The Montet prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect contains one productive well and has estimated remaining net proved reserves of 23,000 bbls of oil and 221,000 mcf of gas as of December 31, 1995. The Limited Partnership's working interest in this well is 8.7%. The prospect produces from one zone, the Bol Mex 3 formation, at approximately 15,275 feet.


ITEM 3 - LEGAL PROCEEDINGS

For a description of legal proceedings affecting the Limited Partnership, please refer to Item 8 - Note 3.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1995.


                                     PART II
                                     -------


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

 a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

 b) As of December 31, 1995, there were approximately 488 holders of record of partnership interests in the Drilling Partnership.

 c) Distributions paid by the Limited Partnership were as follows (in thousands):

            General   Limited
            Partner   Partner
            -------   -------
   1995      $236      $402
   1994       306       528
   1993       320       555


ITEM 6 -  SELECTED FINANCIAL DATA

                              For the Limited Partnership
                          As of or for the Year Ended December 31,
                     ----------------------------------------------

                     1995     1994      1993       1992       1991
                    ------    ------   ------    ------      ------

                                     (In thousands)
 Total revenues   $  774   $  956     $  733     $1,183    $  821
 Oil and gas
 revenues            763      949        727      1,114       807
 Net income          637      822        593        940       570
 Working capital     393      394        406        671       552
 Total assets        408      406        419        703       612
 Partners'
 capital             393      394        406        688       590


ITEM 7 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material changes in the Limited Partnership's cash position for the years ended December 31, 1995 and 1994 are summarized as follows:

                                           1995        1994
                                          ------      ------
                                            (In thousands)
 Cash provided by operating activities    $ 619      $  865
 Distributions to partners                 (638)       (834)
 Additions to oil and gas properties         (1)
                                          -----       -----
 Increase (decrease) in cash             $  (20)     $   31
                                          =====       =====


Cash provided by operating activities in 1995 was used primarily for distributions to the partners. Future distributions depend on, among other things, continuation of current or higher oil and gas prices, markets for production and future development costs.

The Limited Partnership has net working capital of $393,000 at December 31, 1995. This working capital, together with cash flows generated from operations, may be used to fund future distributions.

Proved reserves and discounted future net revenues (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at
23,000 bbls and 221,000 mcf valued at $821,000 in 1995, and 21,000 bbls of oil and 185,000 mcf of gas valued at $625,000 in 1994. The Partnership's oil and gas reserves were revised upward during 1995 based upon the continued performance of the Freddie Aker.


RESULTS OF OPERATIONS
---------------------

1995 COMPARED TO 1994
---------------------

OIL REVENUE

Oil revenue decreased $21,000 during 1995 as compared with 1994. The decrease is comprised of a 14% decrease in production, partially offset by an increase in the average price from $16.18 per barrel in 1994 to $17.67 per barrel in 1995. The decrease in production from 23,453 barrels in 1994 to 20,278 barrels in 1995 is primarily due to decreased state allowable production limits combined with normal production declines.

GAS REVENUE

Gas revenue decreased $165,000 during 1995 as compared with 1994. The decrease is due to a decrease in the average gas price from $2.27 per mcf during 1994 to $1.98 per mcf during 1995 combined with a 19% decrease in production. The decrease in production from 251,129 mcf in 1994 to 204,055 mcf in 1995 is due to decreased state allowable production limits as well as normal production declines.

LEASE OPERATING

Lease operating expense increased $2,000 during 1995 as compared with 1994 primarily due to increased maintenance activity during 1995.

PRODUCTION TAXES

Production taxes decreased $6,000 during 1995 as compared with 1994 as a result of decreased oil and gas revenue during 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $3,000 during 1995 as compared with 1994 primarily due to an increase in the allocation of overhead from the general partner.

DEPLETION

Depletion expense increased $1,000 during 1995 as compared with 1994 due to an increase in capitalized costs during 1995.

LITIGATION SETTLEMENT

Litigation settlement expense during 1995 represents the costs of a lawsuit settlement which is further discussed in Item 8 - Note 3 of this Form 10-K.

1994 COMPARED TO 1993
---------------------

OIL REVENUE

Oil revenue increased $55,000 in 1994 as compared to 1993.  Production increased
22% from  19,146 bbls in  1993 to 23,453  bbls in 1994.   The average  oil price
decreased from $17.44 per barrel in 1993 to $16.18 per barrel in 1994.


GAS REVENUE

Gas revenue increased $167,000 as compared to 1993. Production increased 27% from 198,376 mcf in 1993 to 251,129 mcf in 1994. This increase is slightly offset by a decrease in the average gas price from $2.45 per mcf in 1993 to $2.27 per mcf in 1994.

LEASE OPERATING

Lease operating expense decreased $1,000 in 1994 as compared to 1993, due to decreased maintenance activity.

PRODUCTION TAXES

Production taxes increased $17,000 as compared to 1993, due to increased revenues on the Freddie Aker #1.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $11,000 in 1994 as compared to 1993, due to a decrease in allocation of overhead from the general partner.

DEPLETION

Depletion expense decreased $18,000 as compared to 1993, because the oil and gas properties are fully depleted.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS:

 Independent Auditors' Report                                                 11

 Balance Sheets at December 31, 1995 and 1994 -
   May Drilling Partnership 1984-1                                            12

 Balance Sheets at December 31, 1995 and 1994 -
   May Limited Partnership 1984-1                                             13

 Statements of Operations for the Years Ended
   December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1984-1                                             14

 Statements of Changes in Partners' Capital for the
   Years Ended December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1984-1                                             15

 Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1984-1                                             16

 Notes to Financial Statements - May Drilling Partnership 1984-1
   and May Limited Partnership 1984-1                                      17-20

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                      21


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



TO THE PARTNERS OF MAY DRILLING PARTNERSHIP 1984-1 AND
 MAY LIMITED PARTNERSHIP 1984-1:

We have audited the financial statements of May Drilling Partnership 1984-1 ("General Partnership") and May Limited Partnership 1984-1 ("Limited Partnership") as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1995 and 1994, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1996



                         MAY DRILLING PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                 (In thousands)


                                     December 31,   December 31,
                                         1995            1994
                                     ------------   ------------
 ASSETS
 Investment in May Limited               $177           $180
 Partnership 1984-1                       ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                       $177           $180
                                          ===            ===

Note: The  statements  of  operations  and  cash  flows  for May  Drilling
      Partnership 1984-1 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1984-1 financial statements. The May Drilling Partnership carries its investment in May Limited
      Partnership 1984-1 on the equity method. The May Limited Partnership 1984-1 financial statements should be read in conjunction with this balance sheet.




                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                 (In thousands)

                                              December 31,   December 31,
                                                  1995            1994
                                              ------------   ------------
 ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                     $   197        $   217
  Accrued oil and gas sales                         162            134
  Due from affiliate                                 49             55
                                                  ------         ------


     Total                                          408            406
                                                  ------         ------

 OIL AND GAS PROPERTIES, using the
  full cost method of accounting                  8,057          8,056
    Less - Accumulated depletion                 (8,057)        (8,056)
                                                  ------         ------
     Net oil and gas properties
                                                  ------        -------

 TOTAL ASSETS                                   $   408       $    406
                                                  ======        =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
  Accounts payable and accrued liabilities      $    15        $    12
                                                  ------         ------

 PARTNERS' CAPITAL
  General partner                                   216            214
  Limited partner                                   177            180
                                                  ------         ------
     Total                                          393            394
                                                  ------         ------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL        $   408        $   406
                                                  ======         ======


                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (In thousands, except for Units)

                                      1995        1994        1993
                                     --------    --------    --------
 REVENUES
  Oil revenue                      $   358     $   379     $   324
  Gas revenue                          405         570         403
  Interest income                       11           7           6
                                     ------      ------      ------
     Total                             774         956         733
                                     ------      ------      ------


 COSTS AND EXPENSES
  Lease operating                       17          15          16
  Production taxes                      60          66          49
  General and administrative            44          41          52
  Depletion                              1                      18
  Litigation settlement                  5
  Professional services and other       10          12           5
                                     ------      ------      ------
     Total                             137         134         140
                                     ------      ------      ------

 NET INCOME                        $   637     $   822     $   593
                                     ======      ======      ======

 ALLOCATION OF NET INCOME:
  General Partner                  $   238     $   304     $   223
                                     ======      ======      ======
  Limited Partner                  $   399     $   518     $   370
                                     ======      ======      ======
  Per initial $1,000 Limited
  Partner investment               $ 74.29     $ 96.44     $ 68.89
                                     ======      ======      ======
  Weighted average initial $1,000
  Limited Partner investment
  units outstanding                  5,371       5,371       5,371
                                     ======      ======      ======



                         MAY LIMITED PARTNERSHIP 1984-1
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                General     Limited
                                Partner     Partner      Total
                                -------     -------      -----
 BALANCE, DECEMBER 31, 1992    $  313      $  375      $  688
  Net income                      223         370         593
  Distributions                  (320)       (555)       (875)
                                 -----       -----       -----

 BALANCE, DECEMBER 31, 1993       216         190         406
  Net income                      304         518         822
  Distributions                  (306)       (528)       (834)
                                 -----       -----       -----

 BALANCE, DECEMBER 31, 1994       214         180         394
  Net income                      238         399         637
  Distributions                  (236)       (402)       (638)
                                 -----       -----       -----

 BALANCE, DECEMBER 31, 1995    $  216      $  177      $  393
                                 =====       =====       =====




                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                         1995        1994        1993
                                        --------    --------    --------
 OPERATING ACTIVITIES:
  Net income                          $   637     $   822     $   593

  Adjustment to reconcile net income
    to net cash provided by
    operating activities:
     Depletion                              1                      18
                                        ------      ------      ------

       Cash from operations before
         working capital changes          638         822         611

  Changes in assets and liabilities
    provided (used) cash:
    Accrued oil and gas sales             (28)         67         131
    Due from affiliate                      6         (23)        104
    Accounts payable and accrued
       liabilities                          3          (1)         (2)
                                        ------      ------      ------
       Net cash provided by
         operating activities             619         865         844
                                        ------      ------      ------

 INVESTING ACTIVITIES:
  Additions to oil and gas
  properties                               (1)                     (1)
                                        ------      ------      ------

       Net cash used in investing          (1)                     (1)
       activities                       ------      ------      ------

 FINANCING ACTIVITIES:
  Distributions to partners              (638)       (834)       (875)
                                        ------      ------      ------
       Net cash used in financing
          activities                     (638)       (834)       (875)
                                        ------      ------      ------

 NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                  (20)         31         (32)

 CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                       217         186         218
                                        ------      ------      ------
  END OF YEAR                         $   197     $   217     $   186
                                        ======      ======      ======



                  The accompanying notes are an integral part
                          of the financial statements.



                        MAY DRILLING PARTNERSHIP 1984-1
                                       AND
                         MAY LIMITED PARTNERSHIP 1984-1

                          NOTES TO FINANCIAL STATEMENTS


(1)  ACCOUNTING POLICIES AND OTHER MATTERS
     GENERAL PARTNERSHIP

May Drilling Partnership 1984-1, a Texas general partnership (the "General Partnership"), was organized by May Petroleum Inc. ("May") for the purpose of oil and gas exploration through May Limited Partnership 1984-1 (the "Limited Partnership"). The General Partnership was formed on July 18, 1984, with investors ("Participants") subscribing an aggregate of $5,371,000 in assessable $1,000 units. After the expenditure of the initial contributions of the Participants, additional mandatory assessments from each Participant are provided for under the terms of the general partnership agreement in an amount up to 25% of the initial contribution of the Participant. During 1985, May assessed the Participants 15% of initial contributions. No additional assessments have been made since 1985.

The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal of the Limited Partnership's net assets no later than December 31, 1988, and during the two succeeding years, if such net assets are positive. The manager has made repurchase offers in each year since 1989 and intends to make a repurchase offer in 1996.

As  the  General  Partnership  is  the  sole  limited  partner  of  the  Limited
Partnership, its results of operations, cash flows and changes in partners' capital are equal to the limited partner's share of the Limited Partnership's results of operations, cash flows and changes in partners' capital as set forth herein. Therefore, separate statements of operations, cash flows and changes in partners' capital are not presented for the General Partnership.

LIMITED PARTNERSHIP

The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and the production of crude oil, natural gas and other petroleum products. The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Among other things, the terms of the limited partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. At December 31, 1995, no additional contributions were necessary to comply with this requirement.

On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.


SHARING OF COSTS AND REVENUES

Capital costs, as defined by the Agreement, for commercially productive wells and the costs related to the organization of the Limited Partnership are borne by the general partner. Noncapital costs and direct expenses, as defined by the Agreement, are charged 1% to the general partner and 99% to the limited partner. Oil and gas sales, operating expenses and general and administrative overhead are shared so that the general partner's allocation will equal the percentage that the amount of Limited Partnership expenses, as defined, allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the limited partner, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was as follows:

                       1995      1994      1993
                       ------    ------    ------
 Drilling Partner      63.1%     63.2%     63.4%
 General Partner       36.9%     36.8%     36.6%

SIGNIFICANT CUSTOMERS

For the years ended December 31, 1995, 1994 and 1993, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:

                         1995      1994      1993
                         ------    ------    ------
 Koch Oil Company                   20%       38%

 Louisiana Gas System                         52%
 Conoco Inc.              72%       60%


Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

INCOME TAXES

No provision for federal income taxes is included in the financial statements of the Limited Partnership or the General Partnership because, as partnerships, they are not subject to federal income tax and the tax effects of their activities accrue to the partners. The partnerships' tax returns, the qualification of the General and Limited Partnerships as partnerships for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the partnerships' taxable income or loss, the tax liability of the partners could change accordingly.

OIL AND GAS PROPERTIES

The Limited Partnership follows the full cost method of accounting for oil and gas properties and, accordingly, capitalizes all costs associated with the exploration and development of oil and gas reserves.

The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.01 in 1995, -0- in 1994 and $.02 in 1993.


Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1995, 1994 or 1993.

Generally no  gains or losses are recognized  on the sale or  disposition of oil
and  gas properties.   Maintenance and  repairs are charged  against income when
incurred.

GAS BALANCING

The Limited Partnership uses the sales method for accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

As of December 31, 1995, the net imbalance to the Limited Partnership's interest is not considered material. Current imbalances can be made up with production from the existing well.

USE OF ESTIMATES

The preparation of the financial statements for the Limited Partnership and General Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RELATED PARTY TRANSACTIONS

Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership. The amounts due from HPI were $49,000 and $55,000 as of December 31, 1995 and 1994, respectively. These balances represent net revenue less operating costs and expenses.

CASH FLOWS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.


(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each partnership based upon the time spent on that partnership. General and administrative overhead allocated by HPI to the Limited Partnership totaled $43,000 in 1995, $41,000 in 1994 and $51,000 in 1993.

(3)  LEGAL PROCEEDING

In the fourth quarter of 1995, the parties settled the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by the Limited Partnership and the approximately 80 other named defendants, he contracted myelogenous leukemia. The Limited Partnership's share of the settlement not covered by insurance was $5,000.


                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

COSTS INCURRED -

                                   For the Years Ended December 31,
                                  1995           1994            1993
                                 ------        ------          -----
                                            (In thousands)


 Development costs                $  1           $  -           $  1
                                   ===             ===           ===


OIL AND GAS RESERVES -

                               1995             1994            1993
                              --------        --------         --------
                           Bbls     Mcf     Bbls    Mcf     Bbls     Mcf
                            ----    ---     ----     ---     ----    ---
                                           (In thousands)

 Total Proved Reserves:
  Beginning of period      21      185      17     150       16     173
  Revisions to previous
    estimates              22      240      27     286       20     175
  Production              (20)    (204)    (23)   (251)     (19)   (198)
                         ----    -----    ----   -----     ----   -----
    End of Period          23      221      21     185       17     150
                         ====    =====    ====   =====     ====   =====

 Proved Developed
 Reserves:
    Beginning of period    21      185      17     150       16     173
                         ====     ====    ====    ====     ====    ====
    End of period          23      221      21     185       17     150
                         ====     ====    ====    ====     ====    ====


Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

ITEM 9  - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Drilling Partnership and Limited Partnership are managed by affiliates of HEP and do not have directors or executive officers.


ITEM 11 - EXECUTIVE COMPENSATION

The partnerships pay no salaries or other direct remuneration to officers, directors or key employees of the general partner or HPI. The Limited Partnership reimburses the general partner for general and administrative costs incurred on behalf of the partnerships. See Note 2 to the Financial Statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 35.3% of the outstanding units. The general partner of HEP is Hallwood Energy Corporation.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I, Item 1 and Part II, Item 7.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Financial Statements and Schedules:
     See Index at Item 8.

b. Reports on Form 8-K - None.

c. Exhibits:

   3.1 The General Partnership Agreement and the Limited Partnership Agreement filed as an Exhibit to Registration Statement No. 2-89194, are incorporated herein by reference.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                               MAY DRILLING PARTNERSHIP 1984-1
                               MAY LIMITED PARTNERSHIP 1984-1
                               BY: EDP OPERATING, LTD., GENERAL
                                   PARTNER
                               BY: HALLWOOD G.P., INC.
                                   GENERAL PARTNER



                               By: /s/William L. Guzzetti
                                   ---------------------------
                                   William L. Guzzetti
                                  President, Chief Executive
                                  Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                  Title               Date
           ---------                  -----             ----




 /s/Robert S. Pfeiffer         Vice President      February 29, 1996
 ----------------------------  (Principal          -----------------
 Robert S. Pfeiffer            Accounting
                               Officer)