Form 10-Q
period 1996-03-31
MAY DRILLING PARTNERSHIP 1984-1
filed 1996-05-10
CIK 739645

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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








                         MAY DRILLING PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                 (In thousands)



                                           March 31,     December 31,
                                              1996          1995
                                          (Unaudited)


 ASSETS
 Investment in
 May Limited Partnership 1984-1               $320           $177
                                               ===            ===



 PARTNERS' CAPITAL
 Partners' Capital                            $320           $177
                                               ===            ===






<F1>
NOTE: The  statements  of  operations  and cash  flows  for  May  Drilling
      Partnership  1984-1 are  not presented  because such  information is equal to the limited  partner's share of such activity  as presented in the May Limited Partnership 1984-1 financial statements.  The May
      Drilling   Partnership  carries  its   investment  in   May  Limited
      Partnership  1984-1  on   the  equity  method.     The  May  Limited
      Partnership   1984-1  financial   statements   should  be   read  in
      conjunction with these balance sheets.




                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                 (In thousands)

                                       March 31,    December 31,
                                         1996            1995
                                     (Unaudited)

 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents             $   258        $   197
 Accrued oil and gas sales                 227            162

 Due from affiliates                       151             49
                                        ------          ------

 Total                                     636            408
                                         ------         ------

 OIL AND GAS PROPERTIES, using the
 full cost method of accounting          8,057          8,057
 Less - Accumulated depletion           (8,057)        (8,057)
                                         ------         ------
 Net oil and gas properties                  -              -
                                         ------         ------

 TOTAL ASSETS                          $   636        $   408
                                         ======         ======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
 Accounts payable and accrued
 liabilities                           $    15        $    15
                                         ------         ------

 Total                                      15             15
                                         ------         ------

 PARTNERS' CAPITAL

 General partner                           301            216
 Limited partner                           320            177
                                         ------         ------

 Total                                     621            393
                                         ------         ------

 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                               $   636        $   408
                                         ======         ======


                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                       For the Three Months
                                          Ended March 31,
                                         1996          1995


 REVENUES
 Oil revenue                           $   129        $    73
 Gas revenue                               285             78
 Interest income                             3              3
                                         ------         ------
 Total                                     417            154
                                         ------         ------

 COSTS AND EXPENSES
 Lease operating                             6              5
 Production taxes                           23             12
 General and administrative                 10             11
 Depletion                                                  1
 Professional services and other             3              3
                                         ------         ------
 Total                                      42             32
                                         ------         ------

 NET INCOME                            $   375        $   122
                                         ======         ======

 ALLOCATION OF NET INCOME:

 General Partner                       $   139        $    48
                                         ======         ======

 Limited Partner                       $   236        $    74
                                         ======         ======

 Per initial $1,000 limited
 partner investment                   $ 43.94        $ 13.78
                                        ======         ======

 Weighted average initial $1,000
 limited partner investment units
 outstanding                             5,371          5,371
                                         ======         ======

                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                        For the Three Months
                                           Ended March 31,
                                         1996           1995


 OPERATING ACTIVITIES:
 Net income                          $   375       $    122
 Adjustment to reconcile net
 income to net cash provided by
 operating activities:
 Depletion                                                1
                                       ------        -------

 Cash from operations
 beforeworking capital changes           375            123

 Changes in assets and liabilities
 provided (used) cash:
 Accrued oil and gas sales               (65)            46
 Due from affiliate                     (102)            15
 Accounts payable and accrued
 liabilities                                             (4)
                                       ------         ------

 Net cash provided by operating
 activities                              208            180
                                       ------         ------

 INVESTING ACTIVITIES:
 Additions to oil and gas
 properties                                              (1)
                                       ------        -------
 Net cash used in investing
 activities                                              (1)
                                       ------         ------

 FINANCING ACTIVITIES:
 Distributions to partners              (147)          (173)
                                       ------        -------

 Net cash used in financing
 activities                             (147)          (173)
                                       ------        -------

 NET INCREASE IN CASH AND CASH
 EQUIVALENTS                              61              6

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period            197            217
                                       ------         ------

 Balance, end of period              $   258        $   223
                                       ======         ======





<F1>
                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-1
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1995 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $208,000 for the three months ended March 31, 1996 and $147,000 was distributed to partners. A distribution was declared in April 1996. The distribution amount is $434,000, payable $273,000 to May Drilling Partnership 1984-1 partners and $161,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO THE FIRST QUARTER 1995

OIL REVENUE

Oil revenue increased $56,000 during the first quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in the average oil price. Oil production increased 63% on the Freddie Aker #1 due to an increase in the state allowable production limits. The average oil price increased from $17.65 per barrel in 1995 to $19.15 per barrel in 1996.

GAS REVENUE

Gas revenue increased $207,000 during the first quarter of 1996 as compared to the corresponding period in 1995 due to an increase in the average gas price combined with a 78% increase in production due to an increase in the state allowable production limits. The average gas price increased from $1.81 per mcf in 1995 to $3.70 per mcf in 1996.

LEASE OPERATING

Lease operating expense increased $1,000 during the first quarter of 1996 as compared to the corresponding period in 1995 due to increased maintenance costs on the Freddie Aker #1.

PRODUCTION TAXES

Production taxes increased $11,000 during the first quarter of 1996 as compared to the corresponding period in 1995 due to increased production previously discussed.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased $1,000 during the first quarter of 1996 as compared with the first quarter of 1995 due to a decrease in the allocation of overhead from the general partner.

ITEM 1  -    LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995.


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


                                 MAY DRILLING PARTNERSHIP 1984-1
                                 MAY LIMITED PARTNERSHIP 1984-1

                                 BY:   EDP OPERATING, LTD.,
                                       GENERAL PARTNER
                                 BY:   HALLWOOD G. P., INC.,
                                       GENERAL PARTNER


 Date:  May 3, 1996              By:   /s/Robert S. Pfeiffer
                                       Robert S. Pfeiffer,
                                       Vice President
                                       (Principal Accounting Officer)