Form 10-Q
period 1996-06-30
MAY DRILLING PARTNERSHIP 1984-1
filed 1996-08-13
CIK 739645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

MARK ONE
 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                         MAY DRILLING PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                     June 30,     December 31,
                                                       1996          1995


 ASSETS
 Investment in
 May Limited Partnership 1984-1                        $203              $177
                                                        ===               ===


 PARTNERS' CAPITAL

 Partners' Capital                                     $203              $177
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

                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                June 30,       December 31,
                                                 1996             1995


 ASSETS

 CURRENT ASSETS
 Cash and cash equivalents                      $    203          $    197
 Accrued oil and gas sales                           158               162
 Due from affiliate                                   84                49
                                                 -------           -------

 Total                                               445               408
                                                 -------           -------

 OIL AND GAS PROPERTIES, using the full
 cost method of accounting                         8,057             8,057
 Less - Accumulated depletion                     (8,057)           (8,057)
                                                 -------           -------
 Net oil and gas properties                            -                 -
                                                 -------           -------

 TOTAL ASSETS                                   $    445          $    408
                                                 =======           =======


 LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
 Accounts payable and accrued liabilities       $      8          $     15
                                                 -------           -------


 Total                                                 8                15
                                                 -------           -------

 PARTNERS' CAPITAL
 General partner                                     234               216
 Limited partner                                     203               177
                                                 -------           -------


 Total                                               437               393
                                                 -------           -------

 TOTAL LIABILITIES AND PARTNERS' CAPITAL        $    445          $    408
                                                 =======           =======

                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                   For the Three Months Ended
                                                            June 30,
                                                     1996              1995

 REVENUES
 Oil revenue                                      $    112          $     91
 Gas revenue                                           171               100
 Interest income                                         3                 3
                                                   -------           -------
 Total                                                 286               194
                                                   -------           -------

 COSTS AND EXPENSES
 Lease operating                                         4                 5
 Production taxes                                       19                15
 General and administrative                             11                11
 Professional services and other                         2                 2
                                                   -------           -------
 Total                                                  36                33
                                                   -------           -------

 NET INCOME                                       $    250          $    161
                                                   =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                  $     94          $     59
                                                   =======           =======

 Limited Partner                                  $    156          $    102
                                                   =======           =======


 Per initial $1,000 limited partner
 investment                                       $  29.04            $18.99
                                                   =======           =======

 Weighted average initial $1,000 limited
 partner investment units outstanding                5,371             5,371
                                                   =======           =======

                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                   For the Six Months Ended
                                                            June 30,
                                                     1996             1995

 REVENUES
 Oil revenue                                      $    241          $    164
 Gas revenue                                           456               178
 Interest income                                         6                 6
                                                   -------           -------
 Total                                                 703               348
                                                   -------           -------

 COSTS AND EXPENSES
 Lease operating                                        10                10
 Production taxes                                       42                27
 General and administrative                             21                22
 Depletion                                                                 1
 Professional services and other                         5                 5
                                                   -------           -------
 Total                                                  78                65
                                                   -------           -------

 NET INCOME                                       $    625          $    283
                                                   =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                  $    233          $    107
                                                   =======           =======

 Limited Partner                                  $    392          $    176
                                                   =======           =======

 Per initial $1,000 limited partner
 investment                                       $  72.98          $  32.77
                                                   =======           =======


 Weighted average initial $1,000 limited
 partner investment units outstanding                5,371             5,371
                                                   =======           =======


                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                For the Six Months Ended
                                                        June 30,
                                                 1996              1995

 OPERATING ACTIVITIES:
 Net income                                  $    625          $    283
 Adjustment to reconcile net income to
 net cash provided by operating
 activities:
 Depletion                                                            1
                                              -------           -------

 Cash from operations before working
 capital changes                                  625               284

 Changes in assets and liabilities
 provided (used) cash:
 Accrued oil and gas sales                          4                 5
 Due from affiliate                               (35)               16
 Accounts payable and accrued liabilities          (7)               (3)
                                              -------           -------

 Net cash provided by operating
 activities                                       587               302
                                              -------           -------

 INVESTING ACTIVITIES:
 Additions to oil and gas properties                -                (1)
                                              -------           -------

 Net cash used in investing activities              -                (1)
                                              -------           -------

 FINANCING ACTIVITIES:
 Distributions to partners                       (581)             (338)
                                              -------           -------

 Net cash used in financing activities           (581)             (338)
                                              -------           -------

 NET INCREASE (DECREASE)  IN CASH AND
 CASH EQUIVALENTS                                   6               (37)

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                     197               217
                                              -------           -------

    Balance, end of period                   $    203          $    180
                                              =======           =======



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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $587,000 for the six months ended June 30, 1996 and $581,000 was distributed to partners. A distribution was declared in July 1996. The distribution amount is $188,000, payable $118,000 to May Drilling Partnership 1984-1 partners and $70,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO THE SECOND QUARTER 1995

OIL REVENUE

Oil revenue increased $21,000 during the second quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in the average oil price. Oil production increased 10% on the Freddie Aker #1 due to an increase in the state allowable production limits. The average oil price increased from $18.48 per barrel in 1995 to $20.81 per barrel in 1996.

GAS REVENUE

Gas revenue increased $71,000 during the second quarter of 1996 as compared to the corresponding period in 1995 due to an increase in the average gas price combined with a 24% increase in production due to an increase in the state allowable production limits. The average gas price increased from $1.99 per mcf in 1995 to $2.74 per mcf in 1996.

LEASE OPERATING

Lease operating expense decreased $1,000 during the second quarter of 1996 as compared to the corresponding period in 1995 due to decreased operating costs on the Freddie Aker #1.

PRODUCTION TAXES

Production taxes increased $4,000 during the second quarter of 1996 as compared to the corresponding period in 1995 due to increased production previously discussed.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The comparisons for the six months ended June 30, 1996 and the six months ended June 30, 1995 are consistent with those discussed in the second quarter 1996 compared to the second quarter 1995 except for the following:

OIL REVENUE

Oil revenue increased $77,000 during the first six months of 1996 as compared with the same period in 1995 due to a 34% increase in production due to higher state allowable production limits, combined with an increase in average oil prices. Average oil prices increased from $18.10 per barrel during 1995 to $19.89 per barrel during 1996.

GAS REVENUE

Gas revenue increased $278,000 during the first six months of 1996 as compared with the same period during 1995 due to a 49% increase in production resulting from higher state allowable production limits, combined with an increase in average gas prices. The average gas price increased from $1.91 per mcf in 1995 to $3.27 per mcf in 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased $1,000 for the first six months of 1996 as compared to the corresponding period in 1995 as a result of a decrease in the allocation of overhead from the general partner.



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

                                        MAY DRILLING PARTNERSHIP 1984-1
                                        MAY LIMITED PARTNERSHIP 1984-1


                                        BY:   EDP OPERATING, LTD.,
                                              GENERAL PARTNER
                                        BY:   HALLWOOD G. P., INC.,
                                              GENERAL PARTNER



 Date:   August 1, 1996                 By:   /s/Robert S. Pfeiffer
                                              Robert S. Pfeiffer, Vice President
                                              (Principal Accounting Officer)