Form 10-Q
period 1996-09-30
MAY DRILLING PARTNERSHIP 1984-1
filed 1996-11-08
CIK 739645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended September 30, 1996

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                         MAY DRILLING PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                               September 30,               December 31,
                                                                                   1996                        1995
ASSETS
Investment in
     May Limited Partnership 1984-1                                                $247                        $177
                                                                                    ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                                  $247                        $177
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



                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                                             September 30,                December 31,
                                                                               1996                        1995

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                    $    256                    $    197
     Accrued oil and gas sales                                                         163                         162
     Due from affiliate                                                                 99                          49
                                                                                  --------                    --------

              Total                                                                    518                         408
                                                                                   -------                     -------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                  8,064                       8,057
         Less - Accumulated depletion                                              (8,064)                     (8,057)
                                                                                   ------                      ------
              Net oil and gas properties                                                 -                           -
                                                                                ----------                   ---------

TOTAL ASSETS                                                                      $    518                     $   408
                                                                                   =======                      ======


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $        9                    $     15
                                                                                 ---------                     -------

              Total                                                                      9                          15
                                                                                 ---------                     -------

PARTNERS' CAPITAL
     General partner                                                                   262                         216
     Limited partner                                                                   247                         177
                                                                                   -------                      ------

              Total                                                                    509                         393
                                                                                   -------                      ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $    518                     $   408
                                                                                   =======                      ======










                                     The   accompanying note is an integral part
                                           of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                    For the Three Months Ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                 1996                         1995
                                                                            --------------                --------

REVENUES
     Oil revenue                                                                   $   129                    $     89
     Gas revenue                                                                       170                         103
     Interest income                                                                     2                           2
                                                                                  --------                    --------
              Total                                                                    301                         194
                                                                                    ------                     -------

COSTS AND EXPENSES
     Lease operating                                                                     4                           4
     Production taxes                                                                   21                          16
     General and administrative                                                          7                          10
     Depletion                                                                           7
     Professional services and other                                                     2                           2
                                                                                  --------                    --------
              Total                                                                     41                          32
                                                                                   -------                     -------

NET INCOME                                                                         $   260                    $    162
                                                                                    ======                     =======

ALLOCATION OF NET INCOME:

     General Partner                                                              $     98                   $      60
                                                                                   =======                    ========

     Limited Partner                                                               $   162                     $   102
                                                                                    ======                      ======

         Per initial $1,000 limited partner investment                              $30.16                      $18.99
                                                                                     =====                       =====

         Weighted average initial $1,000 limited partner
              investment units outstanding                                           5,371                       5,371
                                                                                     =====                      ======













                                     The   accompanying note is an integral part
                                           of the financial statements.




                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                    For the Nine Months Ended
                                                                                         September 30,
                                                                              ---------------------------------
                                                                                 1996                         1995
                                                                            --------------                --------

REVENUES
     Oil revenue                                                                 $     370                   $     253
     Gas revenue                                                                       626                         281
     Interest income                                                                     8                           8
                                                                                ----------                  ----------
              Total                                                                  1,004                         542
                                                                                   -------                    --------

COSTS AND EXPENSES
     Lease operating                                                                    14                          14
     Production taxes                                                                   63                          43
     General and administrative                                                         28                          32
     Depletion                                                                           7                           1
     Professional services and other                                                     7                           7
                                                                                ----------                  ----------
              Total                                                                    119                          97
                                                                                  --------                   ---------

NET INCOME                                                                       $     885                   $     445
                                                                                  ========                    ========

ALLOCATION OF NET INCOME:

     General Partner                                                             $     331                   $     167
                                                                                  ========                    ========

     Limited Partner                                                             $     554                   $     278
                                                                                  ========                    ========

         Per initial $1,000 limited partner investment                             $103.15                    $  51.76
                                                                                    ======                     =======

         Weighted average initial $1,000 limited partner
              investment units outstanding                                           5,371                       5,371
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




                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                          1996                        1995

OPERATING ACTIVITIES:
     Net income                                                                  $     885                    $    445
     Adjustment to reconcile net income to
         net cash provided by operating activities:
              Depletion                                                                  7                           1
                                                                                ----------                   ---------

                  Cash from operations before working
                      capital changes                                                  892                         446

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                                (1)                          22
              Due from affiliate                                                      (50)                           5
              Accounts payable and accrued liabilities                                 (6)                         (2)
                                                                                ---------                   ---------

                  Net cash provided by operating activities                            835                         471
                                                                                  --------                     -------

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                               (7)                         (1)
                                                                                ---------                   ---------

                  Net cash used in investing activities                                (7)                         (1)
                                                                                ---------                   ---------

FINANCING ACTIVITIES:
     Distributions to partners                                                       (769)                       (457)
                                                                                  -------                     -------

                  Net cash used in financing activities                              (769)                       (457)
                                                                                  -------                     -------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                   59                          13

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                                      197                         217
                                                                                  --------                     -------

     Balance, end of period                                                      $     256                    $    230
                                                                                  ========                     =======




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


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

Liquidity and Capital Resources

Cash provided by operating activities totaled $835,000 for the nine months ended September 30, 1996 and $769,000 was distributed to partners. A distribution was declared in October 1996. The distribution amount is $257,000, payable $162,000 to May Drilling Partnership 1984-1 partners and $95,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1996 Compared to the Third Quarter 1995

Oil Revenue

Oil revenue increased $40,000 during the third quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in the average oil price. Oil production increased 13% on the Freddie Aker #1 due to an increase in the state allowable production limits. The average oil price increased from $17.01 per barrel in 1995 to $21.86 per barrel in 1996.

Gas Revenue

Gas revenue increased $67,000 during the third quarter of 1996 as compared to the corresponding period in 1995 due to an increase in the average gas price combined with an 8% increase in production due to an increase in the state allowable production limits. The average gas price increased from $1.77 per mcf in 1995 to $2.70 per mcf in 1996.

Production Taxes

Production taxes increased $5,000 during the third quarter of 1996 as compared to the corresponding period in 1995 due to increased production previously discussed.

General and Administrative

General and administrative expense decreased $3,000 during the third quarter of 1996 as compared with the third quarter of 1995 as a result of a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $7,000 during the third quarter of 1996 as compared with the third quarter of 1995 due to an increase in capitalized costs during 1996.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

The comparisons for the nine months ended September 30, 1996 and the nine months ended September 30, 1995 are consistent with those discussed in the third quarter 1996 compared to the third quarter 1995 except for the following:

Oil Revenue

Oil revenue increased $117,000 during the first nine months of 1996 as compared with the same period in 1995 due to a 26% increase in production due to higher state allowable production limits, combined with an increase in average oil prices. Average oil prices increased from $17.70 per barrel during 1995 to $20.53 per barrel during 1996.

Gas Revenue

Gas revenue increased $345,000 during the first nine months of 1996 as compared with the same period during 1995 due to a 33% increase in production resulting from higher state allowable production limits, combined with an increase in average gas prices. The average gas price increased from $1.85 per mcf in 1995 to $3.09 per mcf in 1996.

ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              None.


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                         MAY DRILLING PARTNERSHIP 1984-1
                         MAY LIMITED PARTNERSHIP 1984-1

                                             By:           EDP OPERATING, LTD.,
                                                           General Partner
                                             By:           HALLWOOD G. P., INC.,
                                                           General Partner


Date:   November 4, 1996                    By:        /s/Robert S. Pfeiffer
     ----------------------------------          -----------------------------
                                             Robert S. Pfeiffer, Vice President
                                                 (Principal Accounting Officer)



Document: P:\DOC\84-1MQ.DOC
                                                       -10-