Form 10-Q
period 1997-03-31
MAY DRILLING PARTNERSHIP 1984-1
filed 1997-05-12
CIK 739645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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
                                                    (Unaudited)
                                                  (In thousands)



                                                                                 March 31,                 December 31,
                                                                                   1997                        1996
ASSETS
Investment in
     May Limited Partnership 1984-1                                                $261                        $267
                                                                                    ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                                  $261                        $267
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


                                          MAY LIMITED PARTNERSHIP 1984-1
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                  March 31,                December 31,
                                                                                    1997                       1996

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $   297                     $   265
     Accrued oil and gas sales                                                         135                         212
     Due from affiliate                                                                111                          75
                                                                                    ------                     -------
              Total                                                                    543                         552
                                                                                    ------                      ------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                  8,064                       8,064
         Less accumulated depletion                                                (8,064)                     (8,064)
                                                                                    -----                      ------
              Net oil and gas properties                                                 -                           -
                                                                                 ---------                   ---------

TOTAL ASSETS                                                                       $   543                     $   552
                                                                                    ======                      ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $       7                    $     11
                                                                                  --------                     -------
              Total                                                                      7                          11
                                                                                  --------                     -------

PARTNERS' CAPITAL
     General partner                                                                   275                         274
     Limited partner                                                                   261                         267
                                                                                    ------                      ------
              Total                                                                    536                         541
                                                                                    ------                      ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $   543                     $   552
                                                                                    ======                      ======















                                     The   accompanying note is an integral part
                                           of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1984-1
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                    (In thousands, except for unit information)



                                                                                For the Three Months Ended March 31,
                                                                                  1997                        1996

REVENUES
     Oil revenue                                                                  $    104                    $    129
     Gas revenue                                                                       167                         285
     Interest income                                                                     3                           3
                                                                                 ---------                   ---------
              Total                                                                    274                         417
                                                                                   -------                     -------

COSTS AND EXPENSES
     Lease operating                                                                     8                           6
     Production taxes                                                                   17                          23
     General and administrative                                                          7                          10
     Professional services and other                                                     5                           3
                                                                                 ---------                   ---------
              Total                                                                     37                          42
                                                                                  --------                    --------

NET INCOME                                                                        $    237                    $    375
                                                                                   =======                     =======

ALLOCATION OF NET INCOME:

     General Partner                                                             $      91                    $    139
                                                                                  ========                     =======

     Limited Partner                                                              $    146                    $    236
                                                                                   =======                     =======

         Per initial $1,000 limited partner investment                             $ 27.18                     $ 43.94
                                                                                    ======                      ======

         Weighted average initial $1,000 limited partner
              investment units outstanding                                           5,371                       5,371
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




                                          MAY LIMITED PARTNERSHIP 1984-1
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                   For the Three Months Ended March 31,
                                                                                     1997                        1996

OPERATING ACTIVITIES:
     Net income                                                                   $    237                    $    375
                                                                                   -------                     -------

                  Cash from operations before working
                      capital changes                                                  237                         375

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                                 77                        (65)
              Due from affiliate                                                      (36)                       (102)
              Accounts payable and accrued liabilities                                 (4)
                                                                                 --------

                  Net cash provided by operating activities                            274                         208
                                                                                   -------                     -------

FINANCING ACTIVITIES:
     Distributions to partners                                                       (242)                       (147)
                                                                                  -------                     -------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                   32                          61

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                                      265                         197
                                                                                   -------                     -------

     Balance, end of period                                                       $    297                    $    258
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

                                          MAY LIMITED PARTNERSHIP 1984-1
                                           NOTE TO FINANCIAL STATEMENTS
                                                    (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash provided by operating activities totaled $274,000 for the three months ended March 31, 1997 and $242,000 was distributed to partners. A distribution was declared in April 1997. The distribution amount is $309,000, payable $194,000 to May Drilling Partnership 1984-1 partners and $115,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1997 Compared to the First Quarter 1996

Oil Revenue

Oil revenue decreased $25,000 during the first quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production partially offset by an increase in the average oil price. Oil production decreased 32% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines. The average oil price increased from $19.15 per barrel in 1996 to $22.68 per barrel in 1997.

Gas Revenue

Gas revenue decreased $118,000 during the first quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in the average gas price combined with an 37% decrease in production. The decrease in production was due to a decrease in the state allowable production limits as well as normal production declines. The average gas price decreased from $3.70 per mcf in 1996 to $3.45 per mcf in 1997.

Lease Operating

Lease operating expense increased $2,000 during the first quarter of 1997 as compared with the first quarter of 1996 due to increased maintenance activity on the Freddie Aker #1 well.

Production Taxes

Production taxes decreased $6,000 during the first quarter of 1997 as compared to the corresponding period in 1996 due to decreased production as previously discussed.

General and Administrative

General and administrative expense decreased $3,000 during the first quarter of 1997 as compared with the first quarter of 1996 as a result of a decrease in the allocation of overhead from the general partner.

Professional Services and Other

Professional services and other expense increased $2,000 during the first quarter of 1997 as compared with the first quarter of 1996 primarily due to the timing of these expenses.

TEM 1  -   LEGAL PROCEEDINGS

           Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


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


                                         MAY DRILLING PARTNERSHIP 1984-1
                                         MAY LIMITED PARTNERSHIP 1984-1

                                         By:        EDP OPERATING, LTD.,
                                                      General Partner
                                         By:        HEPGP Ltd.,
                                                       General Partner
                                         By:        HALLWOOD G. P., INC.,
                                                       General Partner


Date: April 30, 1997                     By:     /s/Robert S. Pfeiffer
     -------------------                        --------------------------
                                              Robert S. Pfeiffer, Vice President
                                                (Principal Accounting Officer)