Form 10-Q
period 1997-06-30
MAY DRILLING PARTNERSHIP 1984-1
filed 1997-08-14
CIK 739645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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
                                   (Unaudited)
                                 (In thousands)



                                                                                  June 30,               December 31,
                                                                                    1997                       1996


ASSETS

Investment in
     May Limited Partnership 1984-1                                                $147                      $267
                                                                                   ====                      ====


PARTNERS' CAPITAL

Partners' Capital                                                                  $147                      $267
                                                                                   ====                      ====





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


                         MAY LIMITED PARTNERSHIP 1984-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                        June 30,                    December 31,
                                                                           1997                         1996



ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                           $   228                       $   265
     Accrued oil and gas sales                                               118                           212
     Due from affiliate                                                                                     75
                                                                             ---                          ----
              Total                                                          346                           552
                                                                             ---                           ---

OIL AND GAS PROPERTIES, using the full cost method of
     accounting                                                            8,108                         8,064
         Less accumulated depletion                                       (8,073)                       (8,064)
                                                                           ------                        -----
              Net oil and gas properties                                      35
                                                                           ------                        -----

TOTAL ASSETS                                                             $   381                       $   552
                                                                          ======                        ======


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                          $       6                      $     11
     Due to affiliate                                                         18
                                                                             ----                          ---
              Total                                                           24                            11
                                                                              --                            --
PARTNERS' CAPITAL
     General partner                                                         210                           274
     Limited partner                                                         147                           267
                                                                             ---                           ---
              Total                                                          357                           541
                                                                             ---                           ---



TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $   381                       $   552
                                                                          ======                        ======











                    The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)

                                                                        For the Three Months Ended June 30,
                                                                           1997                      1996
                                                                           -----                     ----
    REVENUES

         Oil revenue                                                     $   65                  $      12
         Gas revenue                                                         94                        171
         Interest                                                             3                          3
         Other                                                                6
                                                                           -----                       ---
                  Total                                                     168                        286
                                                                            ---                        ---

    COSTS AND EXPENSES

         Lease operating                                                      8                          4
         Production taxes                                                    12                         19
         General and administrative                                           7                         11
         Depletion                                                            9
         Professional services and other                                      2                          2
                                                                            ---                         --
                  Total                                                      38                         36
                                                                             --                         --

    NET INCOME                                                         $    130                   $    250
                                                                        =======                    =======

    ALLOCATION OF NET INCOME:

         General Partner                                              $      50                  $      94
                                                                       ========                   ========
         Limited Partner                                              $      80                   $    156
                                                                       ========                    =======



             Per initial $1,000 limited partner investment              $ 14.89                    $ 29.04
                                                                         ======                     ======



             Weighted average initial $1,000 limited partner
                  investment units outstanding                            5,371                     5, 371
                                                                          =====                     ======









                    The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                                         For the Six Months Ended June 30,
                                                                           1997                       1996
                                                                           -----                      ----
REVENUES
     Oil revenue                                                        $    169                   $    241
     Gas revenue                                                             261                        456
     Interest                                                                  6                          6
     Other                                                                     6
                                                                             ----                       ---
              Total                                                          442                        703
                                                                             ---                        ---


COSTS AND EXPENSES
     Lease operating                                                          16                         10
     Production taxes                                                         29                         42
     General and administrative                                               14                         21
     Depletion                                                                 9
     Professional services and other                                           7                          5
                                                                             ---                        ---
              Total                                                           75                         78
                                                                              --                         --

NET INCOME                                                              $    367                   $    625
                                                                         =======                    =======



ALLOCATION OF NET INCOME:
     General Partner                                                    $    141                   $    233
                                                                         =======                    =======
     Limited Partner                                                    $    226                   $    392
                                                                         =======                    =======



         Per initial $1,000 limited partner investment                   $ 42.08                    $ 72.98
                                                                          ======                     ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                                 5,371                      5,371
                                                                           =====                      =====








                    The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                         For the Six Months Ended June 30,
                                                                           1997                       1996
                                                                           -----                      ----

OPERATING ACTIVITIES:

     Net income                                                         $   367                    $   625

     Adjustment to reconcile net income to net cash provided by operating activities:

         Depletion                                                            9
                                                                           -----                      -----
                  Cash from operations before working
                      capital changes                                       376                        625

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                      94                          4
              Due from affiliate                                             75                        (35)
              Accounts payable and accrued liabilities                       (5)                        (7)
              Due to affiliate                                               18
                                                                            ----                       ----
                  Net cash provided by operating activities                 558                         587
                                                                            ---                        ----
INVESTING ACTIVITIES:
     Additions to oil and gas properties                                    (44)
                                                                            ---                         ---

FINANCING ACTIVITIES:
     Distributions to partners                                              (551)                      (581)
                                                                            -----                      ----

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                       (37)                         6

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                           265                        197
                                                                            ---                        ---
     Balance, end of period                                            $    228                   $    203
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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash provided by operating activities totaled $558,000 for the six months ended June 30, 1997 and $551,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1997 was declared in July 1997. The distribution amount is $111,000, payable $70,000 to May Drilling Partnership 1984-1 partners and $41,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1997 Compared to the Second Quarter 1996

Oil Revenue

Oil revenue decreased $47,000 during the second quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production combined with a decrease in the average oil price. Oil production decreased 38% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines. The average oil price decreased from $20.81 per barrel in 1996 to $19.38 per barrel in 1997.

Gas Revenue

Gas revenue decreased $77,000 during the second quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in the average gas price combined with a 40% decrease in production. The decrease in production is due to a decrease in the state allowable production limits as well as normal production declines. The average gas price decreased from $2.74 per mcf in 1996 to $2.49 per mcf in 1997.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense increased $4,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to increased maintenance activity on the Freddie Aker #1 well.

Production Taxes

Production taxes decreased $7,000 during the second quarter of 1997 as compared to the corresponding period in 1996 due to decreased production as previously discussed.

General and Administrative

General and administrative expense decreased $4,000 during the second quarter of 1997 as compared with the second quarter of 1996 as a result of a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $9,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to increased capital costs during 1997.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

The comparisons for the six months ended June 30, 1997 and the six months ended June 30, 1996 are consistent with those discussed in the second quarter 1997 compared to the second quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $72,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $19.89 per barrel in 1996 to $21.28 per barrel in 1997. Oil production decreased 35% primarily due to lower state allowable production limits as well as normal production declines.

Gas Revenue

Gas revenue decreased $195,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 38% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.27 per mcf in 1996 to $3.03 per mcf in 1997.

Professional Services and Other

Professional services and other expense increased $2,000 during the first six months of 1997 as compared with the first six months of 1996 primarily due to the timing of these expenses.

PART II -  OTHER INFORMATION


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


                                       MAY DRILLING PARTNERSHIP 1984-1
                                       MAY LIMITED PARTNERSHIP 1984-1

                                       By:     EDP OPERATING, LTD.,
                                               General Partner

                                               By:   HEPGP LTD.,
                                                     General Partner

                                               By:   HALLWOOD G. P., INC.,
                                                     General Partner



Date:   August 11, 1997                        By:    Robert S. Pfeiffer
        ---------------------                     ---------------------------
                                             Robert S. Pfeiffer, Vice President
                                              (Principal Accounting Officer)