Form 10-K405
period 1997-12-31
MAY DRILLING PARTNERSHIP 1984-1
filed 1998-03-06
CIK 739645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                      DOCUMENTS INCORPORATED BY REFERENCE:



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

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1998, HPI employed 123 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1997, all such required contributions had been made.

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

                            1997             1996              1995
                      -     -----       -    -----       -     ----



Limited Partner            62.7%             62.9%            63.1%
General Partner            37.3%             37.1%            36.9%

In 1998, the sharing ratio will be 62.7% to the limited partner and 37.3% to the general partner.

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


Significant Customers

For the years ended December 31, 1997, 1996 and 1995, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:


                                           1997              1996             1995
                                      -    -----       -     -----       -    ----



Conoco Inc.                                 41%              56%               72%
Marathon Petroleum Company                  39%
TXG Gas Marketing                           19%              30%

Although the Limited Partnership sells the majority of its production to a small number of purchasers, there are numerous other purchasers in the area, so the loss of any significant customer would not adversely affect the Limited Partnership's operations.

Environmental Considerations

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The Limited Partnership's historical environmental expenditures have not been material and are not expected to be material in the future. The general partner is continually taking actions it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

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

Issues Related to the Year 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

Because of the nature of the oil and gas industry and the necessity for the Limited Partnership to make reserve estimates and other plans well beyond the year 2000, the Limited Partnership's computer systems and software were already configured to accommodate dates beyond the year 2000. The Limited Partnership believes that the year 2000 will not pose significant operational problems for the Limited Partnership's computer systems. The Limited Partnership has not yet completed its assessment of all of its systems, or the computer systems of third parties with which it deals, and it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues on the operations of the Limited Partnership.

ITEM 2  -  PROPERTIES

The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Natural gas accounts for 65% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1997.

Significant Property

At December 31, 1997, the following property accounted for all of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1997 reserve report prepared by HPI's petroleum engineers.

Montet Prospect. The Montet prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect contains one productive well (the Freddie Aker) and has estimated remaining net proved reserves of 18,000 bbls of oil and 191,000 mcf of gas as of December 31, 1997. The Limited Partnership's working interest in this well is 8.7%. The prospect produces from one zone, the Bol Mex 3 formation, at 15,275 feet.


ITEM 3  -  LEGAL PROCEEDINGS

For a description of legal proceedings affecting the Limited Partnership, please refer to Item 8 - Note 4.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1997.


                                                      PART II


ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

           a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

           b)     As of December 31, 1997, there were  approximately 488 holders
                  of   record  of   partnership   interests   in  the   Drilling
                  Partnership.

           c) Distributions paid by the Limited Partnership were as follows (in thousands):


                           General          Limited
                           Partner          Partner




       1997                  $308             $519
       1996                   380              646
       1995                   236              402

ITEM 6  -  SELECTED FINANCIAL DATA


                                                               For the Limited Partnership
                                                              As of or for the Year Ended December 31,

                                  1997           1996            1995            1994            1993
                             -    -----      -   -----      -    -----      -    -----      -    ----

                                                             (In thousands)

Total revenues                  $  867          $ 1,329        $  774          $  956          $  733
Oil and gas revenues               850            1,318           763             949             727
Net income                         713            1,174           637             822             593
Working capital                    406              541           393             394             406
Total assets                       439              552           408             406             419
Partners' capital                  427              541           393             394             406


ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Liquidity and Capital Resources

Material changes in the Limited Partnership's cash position for the years ended December 31, 1997 and 1996 are summarized as follows:


                                                             1997              1996
                                                       -     ----        -     ----
                                                                  (In thousands)

Cash provided by operating activities                     $  831               $ 1,101
Distributions to partners                                   (827)               (1,026)
Additions to oil and gas properties                          (48)                   (7)
                                                           ------                ------
Increase (decrease) in cash                              $   (44)            $      68
                                                            ======             ========

Cash provided by operating activities in 1997 was used primarily for distributions to the partners. Future distributions depend on, among other things, continuation of current or higher oil and gas prices, markets for production and future development costs.

The Limited Partnership has net working capital of $406,000 at December 31, 1997. This working capital, together with cash flows generated from operations, may be used to fund future distributions.

Proved reserves and discounted future net revenues valued at year-end prices (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at 18,000 bbls and 191,000 mcf valued at $744,000 in 1997 and 22,000 bbls of oil and 228,000 mcf of gas valued at $1,417,000 in 1996. The decrease in discounted future net revenues and the fluctuation in the quantities resulted from a decrease in year end oil and gas prices, as well as current year production and changes in the estimated rates of future production on the Freddie Aker well.

Results of Operations

1997 Compared to 1996

Oil Revenue

Oil revenue decreased $172,000 during 1997 as compared with 1996. The decrease is comprised of a 31% decrease in production, combined with a decrease in the average price from to $24.40 per barrel in 1996 to $20.28 per barrel in 1997. The decrease in production from 23,270 barrels in 1996 to 16,079 barrels in 1997 is due to normal production declines.

Gas Revenue

Gas revenue decreased $296,000 during 1997 as compared with 1996. The decrease is due to a decrease in the average gas price from $3.15 per mcf during 1996 to $3.07 per mcf during 1997 combined with a 34% decrease in production. The decrease in production from 260,436 mcf in 1996 to 170,665 mcf in 1997 is due to normal production declines.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense increased $8,000 during 1997 as compared with 1996 primarily due to increased maintenance activity during 1997.

Production Taxes

Production taxes decreased $26,000 during 1997 as compared with 1996 as a result of decreased oil and gas production during 1997 as discussed above.

General and Administrative

General and administrative expenses decreased $3,000 during 1997 as compared with 1996 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $20,000 during 1997 as compared with 1996 due to an increase in capitalized costs during 1997.

1996 Compared to 1995

Oil Revenue

Oil revenue increased $140,000 during 1996 as compared with 1995. The increase is comprised of a 15% increase in production, combined with an increase in the average price from $17.67 per barrel in 1995 to $24.40 per barrel in 1996. The increase in production from 20,278 barrels in 1995 to 23,270 barrels in 1996 is primarily due to increased state allowable production limits, partially offset by normal production declines.

Gas Revenue

Gas revenue increased $415,000 during 1996 as compared with 1995. The increase is due to an increase in the average gas price from $1.98 per mcf during 1995 to $3.15 per mcf during 1996 combined with a 28% increase in production. The increase in production from 204,055 mcf in 1995 to 260,436 mcf in 1996 is due to increased state allowable production limits, partially offset by normal production declines.

Lease Operating

Lease operating expense increased $5,000 during 1996 as compared with 1995 primarily due to increased maintenance activity during 1996.

Production Taxes

Production taxes increased $22,000 during 1996 as compared with 1995 as a result of increased oil and gas revenue during 1996.

General and Administrative

General and administrative expenses decreased $10,000 during 1996 as compared with 1995 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $6,000 during 1996 as compared with 1995 due to an increase in capitalized costs during 1996.



ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
FINANCIAL STATEMENTS:

     Independent Auditors' Report                                                                             11

     Balance Sheets at December 31, 1997 and 1996 -
         May Drilling Partnership 1984-1                                                                      12

     Balance Sheets at December 31, 1997 and 1996 -
         May Limited Partnership 1984-1                                                                       13

     Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995 -
         May Limited Partnership 1984-1                                                                       14

     Statements of Changes in Partners' Capital for the Years Ended December 31,
         1997, 1996 and 1995 -
         May Limited Partnership 1984-1                                                                       15

     Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995 -
         May Limited Partnership 1984-1                                                                       16

     Notes to Financial Statements - May Drilling Partnership 1984-1
         and May Limited Partnership 1984-1                                                                17-20

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                      21


                                           INDEPENDENT AUDITORS' REPORT



To the Partners of May Drilling Partnership 1984-1 and
     May Limited Partnership 1984-1:

We have audited the financial statements of May Drilling Partnership 1984-1 ("General Partnership") and May Limited Partnership 1984-1 ("Limited Partnership") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1997 and 1996, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1998



                                          MAY DRILLING PARTNERSHIP 1984-1
                                                  BALANCE SHEETS
                                                  (In thousands)

                                                                            December 31,         December 31,
                                                                                   1997                 1996



ASSETS

Investment in May Limited Partnership 1984-1                                    $188                 $267
                                                                                 ====                 ===





PARTNERS' CAPITAL

Partners' Capital                                                               $188                 $267
                                                                                 ====                 ===







Note: The statements of operations, changes in partners? capital and cash flows for May Drilling Partnership 1984-1 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1984-1 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-1 on the equity method. The May Limited Partnership 1984-1 financial statements should be read in conjunction with this balance sheet.























                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-1
                                                  BALANCE SHEETS
                                                  (In thousands)


                                                                               December 31,              December 31,
                                                                                      1997                      1996

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $   221                     $   265
     Accrued oil and gas revenues                                                   127                         212
     Due from affiliate                                                              70                          75
                                                                                   ----                        -----
              Total                                                                 418                         552
                                                                                    ----                        -----

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                               8,112                       8,064
         Less accumulated depletion                                              (8,091)                     (8,064)
                                                                                 ------                      -------
              Net oil and gas properties                                             21
                                                                                   ----                        -----

TOTAL ASSETS                                                                    $   439                     $   552
                                                                                 ======                      ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                  $     12                    $     11
                                                                                 -------                    -------
PARTNERS' CAPITAL
     General partner                                                                239                         274
     Limited partner                                                                188                         267
                                                                                   ----                        -----
              Total                                                                 427                         541
                                                                                    ----                        -----


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $   439                     $   552
                                                                                   =====                     ======












                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-1
                                             STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED  DECEMBER 31, 1997,  1996 AND 1995
                               (In  thousands,  except  for Unit and per Unit Information)

                                                                      1997                 1996                 1995
                                                              --      -----        --      -----        --      ----



REVENUES
     Oil revenue                                                    $    326           $     498             $    358
     Gas revenue                                                         524                 820                  405
     Interest income                                                      11                  11                   11
     Other                                                                 6
                                                                         ---               -----                  ----
              Total                                                      867               1,329                  774
                                                                         ---               -----                  ----
COSTS AND EXPENSES
     Lease operating                                                      30                  22                   17
     Production taxes                                                     56                  82                   60
     General and administrative                                           31                  34                   44
     Depletion                                                            27                   7                    1
     Litigation settlement                                                                                          5
     Professional services and other                                      10                  10                   10
                                                                         ---               -----                  ----
              Total                                                      154                 155                  137
                                                                         ---               -----                  ----

NET INCOME                                                          $    713            $  1,174             $    637
                                                                        =====            =======              =======

ALLOCATION OF NET INCOME:
     General Partner                                                $    273           $     438             $    238
                                                                        ====            ========              =======
     Limited Partner                                                $    440           $     736             $    399
                                                                        ====            ========              =======

     Per initial $1,000 Limited Partner
          investment                                                 $ 81.92             $137.03              $ 74.29
                                                                      ======              ======               ======

     Weighted average initial $1,000 Limited
         Partner investment units outstanding                          5,371               5,371                5,371
                                                                       =====               =====                =====

















                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-1
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                  (In thousands)



                                                                       General           Limited
                                                                       Partner           Partner            Total



BALANCE, December 31, 1994                                              $   214           $   180          $   394

     Net income                                                             238               399              637
     Distributions                                                         (236)             (402)            (638)
                                                                           ----              ----             ----
BALANCE, December 31, 1995                                                  216               177              393

     Net income                                                             438               736            1,174
     Distributions                                                         (380)             (646)          (1,026)
                                                                           ----              ----           ------
BALANCE, December 31, 1996                                                  274               267              541

    Net income                                                              273               440              713
    Distributions                                                          (308)             (519)            (827)
                                                                           ----              ----             ----

BALANCE, December 31, 1997                                              $   239           $   188          $   427
                                                                         ======            ======           ======





























                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-1
                                             STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                  (In thousands)



                                                                 1997                1996                1995
                                                                 -----               -----               ----

OPERATING ACTIVITIES:
     Net income                                             $   713                 $ 1,174             $   637
     Adjustment to  reconcile  net  income  to net cash
      provided  by  operating activities:
              Depletion                                          27                       7                   1
     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas revenues                            85                     (50)                (28)
         Due from affiliate                                       5                     (26)                  6
         Accounts payable and accrued
              liabilities                                         1                      (4)                  3
                                                             ------                   ------               ----
                  Net cash provided by
                       operating activities                     831                   1,101                 619
                                                             ------                   -----                 ---
INVESTING ACTIVITIES -
     Additions to oil and gas properties                        (48)                     (7)                 (1)
                                                              ------                   ----                ----

FINANCING ACTIVITIES -
     Distributions to partners                                 (827)                 (1,026)               (638)
                                                               ------                   ----                ----

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                      (44)                     68                 (20)

CASH AND CASH EQUIVALENTS:

     BEGINNING OF YEAR                                          265                     197                 217
                                                                ------                   ----                ----
     END OF YEAR                                            $   221                 $    265             $   197
                                                               ======                 =======              ======













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

         The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal (as set forth in the partnership agreement) of the Limited Partnership's net assets no later than December 31, 1988, and during each succeeding year, if such net assets are positive. The manager has made repurchase offers in each year since 1989 and intends to make a repurchase offer in 1998.

         As the General Partnership is the sole limited partner of the Limited Partnership, and there are no other revenues or expenses of the General Partnership, its results of operations, changes in partners capital and cash flows are equal to the limited partner's share of the Limited Partnership's results of operations, changes in partners capital and cash flows as set forth herein. Therefore, separate statements of operations, changes in partners capital and cash flows are not presented for the General Partnership.

         Limited Partnership

         The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and the production of crude oil, natural gas and other petroleum products. The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Among other things, the terms of the limited partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. At December 31, 1997, no additional contributions were necessary to comply with this requirement.

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


                                            1997             1996             1995
                                      -     ----       -     -----       -    ----


Limited Partner                            62.7%            62.9%             63.1%
General Partner                            37.3%            37.1%             36.9%

Significant Customers

For the years ended December 31, 1997, 1996 and 1995, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:


                                           1997              1996             1995
                                      -    -----       -     -----       -    ----



Conoco Inc.                                 41%               56%               72%
Marathon Petroleum Company                  39%
TXG Gas Marketing                           19%               30%

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

The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.03 in 1997 and $.01 in both 1996 and 1995.

Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1997, 1996 or 1995. Significant price declines in the future could cause the Limited Partnership to recognize valuation adjustments and could reduce the amount of future cash flow available for distributions and operations.

Generally no gains or losses are recognized on the sale or disposition of oil and gas properties. Maintenance and repairs are charged against income when incurred.

Gas Balancing

The Limited Partnership uses the sales method of accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

As of December 31, 1997, the net imbalance to the Limited Partnership's interest is not considered material. Current imbalances can be made up with production from the existing well.

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

Related Party Transactions

Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership. The amounts due from HPI were $70,000 and $75,000 as of December 31, 1997 and 1996, respectively. These balances represent net revenue less operating costs and expenses.

Cash Flows

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.


(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

     HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each entity based upon the time spent on that entity. General and administrative overhead allocated by HPI to the Limited Partnership totaled $31,000 in 1997, $34,000 in 1996 and $44,000 in 1995.

(3)   INCOME TAXES

     As a result of the differences in the accounting treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1997 and 1996, the income tax bases of the Limited Partnership's oil and gas properties were approximately $1,600 and $2,400, respectively.


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

Costs Incurred -


                                              For the Years Ended December 31,

                                          1997             1996              1995
                                          ----             ----              ----
                                                      (In thousands)



        Development costs                 $ 48              $ 7              $ 1
                                           ===               ==               ==

Oil and Gas Reserves (valued at year-end prices discounted at 10%) -


                                              1997                           1996                      1995

                                   Bbls            Mcf           Bbls            Mcf          Bbls            Mcf

                                                                     (In thousands)

Total Proved Reserves:

   Beginning of period             22            228               23            221            21            185
   Revisions to previous
     estimates                     12            134               22            267            22            240
   Production                     (16)          (171)             (23)         (260)           (20)          (204)
                                  ---           ----              ----         -----           ----          -----
      End of Period                18            191               22            228            23            221
                                   ==            ===              ====          ====            ==            ===

Proved Developed Reserves:
   Beginning of period              22           228                23            221            21            185
                                   ====         ====               ===           ====           ===            ====
   End of period                    18             191              22            228            23            221
                                    ===            ===             ===           ====           ===          =====

Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

ITEM 9  -  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                                      - 23 -
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                       MAY DRILLING PARTNERSHIP 1984-1
                                       MAY LIMITED PARTNERSHIP 1984-1

                                         By:  EDP OPERATING, LTD.,
                                               General Partner

                                         By:  HEPGP LTD.,
                                               General Partner

                                         By:  HALLWOOD G.P., INC.,
                                               General Partner


                                         By:  /s/William L.Guzzetti
                                              William L. Guzzetti
                                              President, Chief Executive Officer
                                                   and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                                           Title                            Date




/s/Robert S. Pfeiffer                                  Vice President                     February 27,1998
Robert S. Pfeiffer                                     (Principal Accounting Officer)